Form 10-Q
period 2010-08-31
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2010-10-15
CIK 1487907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Exact name of registrant as specified in Charter

Delaware	000-53924	27-2205602
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

P.O. Box 527531
Flushing, New York 11352
(Address of Principal Executive Offices)
_______________

(718)864-8972
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 13, 2010, 10,000 shares of common stock.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.

FORM 10-Q

August 31, 2010

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

SIGNATURE

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	August 31, 2010 (Unaudited)	February 28, 2010

LIABILITIES
Accrued expenses	$243	$139

TOTAL LIABILITIES	243	139

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	3,057	999
Deficit accumulated during the development phase	(3,301)	(1,139)
TOTAL STOCKHOLDERS' DEFICIT	(243)	(139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended August 31, 2010	Three Months Ended August 31, 2010	From Inception (Feb 24, 2010) to August 31, 2010

OPERATING EXPENSES
Professional fees	$1,983	$1,983	$1,983

General and administrative expenses	179	75	1,318

Net operating loss	(2,162)	(2,058)	(3,301)

NET LOSS	$(2,162)	$(2,058)	$(3,301)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the financial statements.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from February 24, 2010 (Inception) through August 31, 2010
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Development Stage Deficit	Total Shareholders' Deficit

Shares issued February 24, 2010	10,000	$1	$999	$-	$1,000

Net loss				(1,139)	(1,139)

Balance, February 28, 2010	10,000	1	999	(1,139)	(139)

Expenses paid by affiliates			2,058		2,058

Net loss				(2,162)	(2,162)

Balances, August 31, 2010	10,000	$1	$3,057	$(3,301)	$(243)

See accompanying notes to the financial statements.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31, 2010	From Inception (Feb 28, 2010) to August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,162)	$(3,301)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation		1,000

Changes in operating assets and liabilities:
Accrued expenses	104	243

Net cash used in operating activities	(2,058)	(2,058)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
		-
Expenses paid by affiliates	2,058	2,058

Net cash provided by financing activities	2,058	2,058

NET INCREASE / (DECREASE) IN CASH	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to the financial statements

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)
August 31, 2010

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 1, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of August 31, 2010, the Company had not yet commenced any operations.

The Company is a "blank check" company. The United States Securities and Exchange Commission (“SEC”) defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issues ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Recent Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $3,301 at August 31, 2010, and had a net loss of $2,162 for the six months ended August 31, 2010 and cash used in operations of $2,058 for the six months ended August 31, 2010, respectively, with no revenues earned since inception. These conditions raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stockholder’ Deficit

The Company was incorporated on February 24, 2010, at which time 10,000 shares of common stock were issued to the Company’s founders at $0.001 per share, or $1 in the aggregate for services performed.

During the six months ended August 31, 2010, the stockholders of the Company contributed $2,058 for payment of costs associated with the corporate governance and statutory compliance.

Note 4 – Change of Control

In August, 2010, our current Chief Executive Officer, Lin-Chi Chu, purchased 100% of the 10,000 issued and outstanding shares of the Company for cash, effecting a change in control.

Note 5 – Subsequent Events

In September, 2010, $11,250 was paid by an affiliate for prepaid legal fees for future use in corporate compliance and acquisitions.  The advance bears no interest and will be repaid upon a successful capital raise.

In September, 2010, the Company amended its Articles of Incorporation to change its name from DE Acquisition 1, Inc. to Ever Thrive Energy Technology Co., Inc.

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

Our sole officer and director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures, and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We have not had any operating income since inception.  For the six months ended August 31, 2010, we incurred a net loss of $2,162 and since inception we have incurred a net loss of $3,301. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At August 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company.  However, our stockholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $3,301 from inception, and used $2,058 of cash in operations for the period from February 24, 2010 (inception) to August 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Lin-Chi Chu will supervise the search for target companies as potential candidates for a business combination. Lin-Chi Chu will pay, at his own expense, any costs she incurs in supervising the search for a target company. Lin-Chi Chu may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Lin-Chi Chu as our officer and director has the authority to enter into any agreement binding us.

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our sole executive officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended June 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement between the Registrant, Richard I. Anslow, Gregg E. Jaclin, and ARC China Investment Funds, dated June 28, 2010 (2)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *

31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer

32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on February 12, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on July 1, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Registrant)

Date: October 13, 2010	By:	/s/ Lin-Chi Chu
Lin-Chi Chu
Chief Executive Officer