Form 10-Q
period 2010-11-30
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2011-01-13
CIK 1487907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Exact name of registrant as specified in Charter

Delaware	000-53924	27-2205602
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

P.O. Box 520255
Flushing, New York 11352
(Address of Principal Executive Offices)
_______________

(718) 864-8972
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 12, 2011, 10,000 shares of common stock.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
FORM 10-Q
November 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(Unaudited)

	November 30, 2010	February 24, 2010

ASSETS
Prepaid expenses	$11,225	$-

TOTAL ASSETS	$11,225	$-

LIABILITIES
Accrued expenses	1,038	139

TOTAL LIABILITIES	$1,038	$139

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	14,591	999
Deficit accumulated during the development phase	(4,405)	(1,139)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	10,187	(139)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,225	$-

See accompanying notes to the financial statements

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended Nov 30, 2010	Three Months Ended Nov 30, 2010	From Inception (Feb 24, 2010) to Nov 30, 2010

OPERATING EXPENSES
Professional fees	$2,267	$284	$2,267
General and administrative expenses	999	820	2,138

Net operating loss	(3,266)	(1,104)	(4,405)

NET LOSS	$(3,266)	$(1,104)	$(4,405)

Net loss per share, basic and fully diluted	$(0.33)	$(0.11)
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the financial statements.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from February 24, 2010 (Inception) through November 30, 2010
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit

Inception, February 24, 2010	10,000	$1	$999	$-	$1,000

Net loss				(1,139)	(1,139)

Balance, February 28, 2010	10,000	1	999	(1,139)	(139)

Expenses paid by affiliates			13,592		13,592

Net loss				(3,266)	(3,266)

Balances, November 30, 2010	10,000	$1	$14,591	$(4,405)	$10,187

See accompanying notes to the financial statements.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Nov 30, 2010	From Inception (Feb 24, 2010) to Nov 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,266)	$(4,405)

Adjustments to reconcile net loss with cash used in operations:

Stock based compensation	-	1,000

Changes in operating assets and liabilities:
Prepaid expenses	(11,225)	(11,225)
Accrued expenses	899	1,038
Net cash used in operating activities	(13,592)	(13,592)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from affiliates	13,592	13,592
Net cash provided by financing activities	13,592	13,592

NET INCREASE / (DECREASE) IN CASH	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to the financial statements

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)
November 30, 2010

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

Ever Thrive Energy Technology Co., Inc., Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, as DE Acquisition 1, Inc. with an objective to acquire, or merge with, an operating business.  As of November 30, 2010, the Company had not yet commenced any operations.  In September, 2010, the Company changed its name from DE Acquisition 1, Inc. to Ever Thrive Energy Technology Co., Inc.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $4,405 at November 30, 2010, and had a net loss of $3,266 for the nine months ended November 30, 2010 and cash used in operations of $13,592 for the nine months ended November 30, 2010, respectively, with no revenues earned since inception. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3 – Stockholder’ Deficit

During the nine months ended November 30, 2010, the stockholders of the Company contributed $13,592 for payment of costs associated with the corporate governance and statutory compliance.

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

Results of Operation

We have not had any operating income since inception.  For the nine months ended November 30, 2010, we incurred a net loss of $3,266 and since inception we have incurred a net loss of $4,405. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At November 30, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company.  However, our stockholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $4,405 from inception, and used $13,592 of cash in operations for the period from February 24, 2010 (inception) to November 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended November 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Registrant)

Date: January 12, 2011	By:	/s/ Lin-Chi Chu
Lin-Chi Chu
Chief Executive Officer