Form 10-K
period 2011-02-28
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2011-05-31
CIK 1487907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

Commission file number 000-53294

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2206202 (Employer Identification No.)
PO Box 520255 Flushing, New York 11352 (Address of principal executive offices, including zip code.)
(718) 864-8972 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  There is no market for our common stock.

State the number of shares outstanding of each of the registrant’s classes of common stock as of May 31, 2011: 10,000.

Documents Incorporated by reference: None.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
FORM 10-K
For the Year Ended February 28, 2011

PART 1 – Financial Information

Item 1. Business Factors

Information Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

History

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

Competition

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees.  The Company officers and directors are currently fulfilling their roles via consulting agreements.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business. We are subject to the laws and regulations of those jurisdictions in which we plan to operate and sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors, other information included in this annual report and information in our other periodic reports filed with the SEC.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

There may be conflicts of interest between our management and our non-management stockholders and management may have incentives to act adversely to the non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of our stockholders. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, management is currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be, affiliated with may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, members of management, such individuals will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Our business is difficult to evaluate because we have no operating business and our shareholders will not know what business we will enter into until we effectuate a transaction.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.  We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management and as a non-trading company we are a competitive disadvantage to some of our competitors and may reduce the likelihood of us consummating a deal.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated in incorporated in Delaware on February 24, 2010, as DE Acquisition 1, Inc. and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction and there is no guarantee that we will be able to negotiate a transaction that will benefit our shareholders.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Please note that our current shareholders of our common stock may not rely on Rule 144 of the Securities Act of 1933 and must register any re-sales of your common stock under the Securities Act of 1933.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the fact that we will need to file a resale registration statement to create liquidity in our common stock.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock and if we do not pay dividends in the future then our shareholders can only benefit from their shares by selling such stock either in the public market place or in a private transaction.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause us to repurchase their shares of common stock.

In order to provide an interest in us to a third party, our sole stockholder may choose to cause us to sell our securities to one or more third parties, with the proceeds of such sale(s) being utilized by us to repurchase shares of common stock held by them. As a result of such transaction(s), our management, principal stockholder(s) and Board of Directors may change.

We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Our shares may be subject to the “penny stock” rules, following such a reverse merger transaction which might  subject you to restrictions on marketability and may not be able to sell your shares

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange and therefore it is possible that our stockholders will not be able to liquidate their investment in our stock and we may not have access to capital available to companies trading on these exchanges.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our authorization of blank check preferred stock could be used to discourage a take-over transaction involving an actual or potential change in control of us or our management.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Due to the control by management of the 100% of issued and outstanding common stock our non-management shareholders will have no power to choose management or impact operations.

Management currently controls and votes 100% of our issued and outstanding common stock. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the Board of Directors;

•	Removal of directors;

•	Amendment to the our certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

This registration statement contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this registration statement, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this registration statement. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

Item 1B. Unresolved Staff Comments

The registrant is not an accelerated filer and is therefore not required to complete this section.

Item 2. Properties

We neither rent nor own any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the quarter ended February 28, 2011.

PART II -     Other Information

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

We do not have a trading symbol, and our Common Stock is not trading on any stock exchange. We are not aware of any market activity in our stock since its inception and through the date of this filing.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not issued any shares since our inception on February 24, 2010.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7 .  Management’s Discussion and Analysis and Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K.

Overview

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below.

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

Going Concern

The accompanying financial statements have been prepared assuming that we will will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $19,199 for our fiscal year ended February 28, 2011 and a working capital deficit of $12,288 at February 28, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Results of Operations – Comparison of Years Ended December 31, 2009 versus 2008

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation for the Next Twelve Months

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Micheal Nugent, another officer or director, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	15

Balance Sheets – February 28, 2011 and 2010	16

Results of Operations for the year ended February 28, 2011 and for the period from Inception (February 24, 2010) to February 28, 2010 and for the period from inception (February 24, 2010) to February 28, 2011	17

Statement of Changes in Stockholders’ Deficit from Inception (February 24, 2010) to February 28, 2011	18

Statements of Cash Flows for the year ended February 28, 2011 and for the period from Inception (February 24, 2010) to February 28, 2010 and for the period from inception (February 24, 2010) to February 28, 2011	19

Notes to Financial Statements	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Ever Thrive Energy Technology, Inc.
(A Development Stage Company)
Flushing, New York

We have audited the accompanying balance sheets of Ever Thrive Energy Technology, Inc., (a Development Stage Company) as of February 28, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended, and for the period from inception  (February 24, 2010) to February 28, 2011.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ever Thrive Energy Technology Co., Inc. as of February 28, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 31, 2011

EVER THRIVE ENERGY TECHNOLOGY, INC.

(A Development Stage Company)
BALANCE SHEETS

	February 28,
	2011	2010

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES
Accrued expenses	$-	$139

TOTAL LIABILITIES	-	139

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	21,236	999
Deficit accumulated during the development phase	(21,237)	(1,139)
TOTAL SHAREHOLDERS' DEFICIT	-	(139)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

EVERY THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended 2/28/11	From Inception (2/24/10) to 2/28/10	From Inception (2/24/10) to 2/28/11

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	20,098	1,139	21,237

Net operating loss	(20,098)	(1,139)	(21,237)

NET LOSS	$(20,098)	$(1,139)	$(21,237)

Net loss per share, basic and fully diluted	(2.00)	(0.11)
Weighted average number of shares outstanding	10,000	10,000

The accompanying notes are an integral part of these financial statements.

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (February 24, 2010) to February 28, 2011

		Common Stock		Additional Paid In	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Deficit	Deficit

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	$1,000

Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates				20,237		20,237

Net loss					(20,098)	(20,098)

Balances, February 28, 2011		10,000	$1	$21,236	$(21,237)	$-

The accompanying notes are an integral part of these financial statements.

EVER THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended 2/28/10	Year Ended 2/28/11	From Inception (Feb 24, 2010) to 2/28/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,139)	(20,098)	$(21,237)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	1,000	-	1,000

Changes in operating assets and liabilities:
Accrued expenses	139	(139)	-

Net cash used in operating activities	-	(20,237)	(20,237)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	-	20,237	20,237

Net cash provided by financing activities	-	20,237	20,237

NET INCREASE / (DECREASE) IN CASH		-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

EVER THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 1 -   Organization and Nature of Business

DE Acquisition 1, Inc. (a development stage company) (“DE I”, “Ever Thrive” or the “Company”) was incorporated in Nevada on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of February 28, 2011, the Company had not yet commenced any operations.

On September 15, 2010, we changed our name to “Ever Thrive Energy Technology, Inc.”.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principals in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil reserves used to compute depletion of oil and natural gas properties and the estimated fair value of asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). Diluted earnings per common share is similar to the computation for basic earnings per share, except that the denominator is increased by the dilutive effect of stock options outstanding and unvested restricted shares and share units, computed using the treasury stock method.  There are currently no common stock equivalents.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Fair Value Measurement

In September 2006, the FASB issued ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At February 28, 2011 and 2010, the Company had no assets or liabilities that are measured and recognized at fair value on a non-recurring basis

Accounting for the Disposal of Long-Lived Assets

The Company has adopted the guidance contained in Codification Topic 360, “Property, Plant and Equipment”. This pronouncement requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value. We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. During 2009, the Company impaired $411,412 of assets for costs incurred relating to the acquisitions of producing properties which, as of the date of this report, have not been consummated.

Recently Issued Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $20,237 for our fiscal year ended February 28, 2011.  This condition raises substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 4 – Income Taxes

At February 28, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $20,237 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $6,881, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $6,881.

The following table depicts the status of our deferred tax asset at February 28, 2011 and 2010:

	February 28,
	2011	2010
Net operating loss carryforwards	$6,881	$47
Valuation allowance	(6,881)	(47)
Net deferred tax asset	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 5 – Related Party Transactions

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Our Exchange Act compliance costs have been paid by our shareholders since inception. This amounted to $20,098 for the year ended February 28, 2011 and $21,237 for the period from inception (February 24, 2010) to February 28, 2011.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of February 28, 2011, we did not maintain effective controls over the control environment.  Specifically, because we are a smaller company, we cannot maintain a division of responsibility.  Management has determined that this control deficiency constitutes a material weakness.

2.
As of February 28, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

On August 23, 2010, Ruth Shepley resigned as our President, Chief Executive Officer, Chief Financial Officer and member of our Board of Directors. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On August 23, 2010, Lin-Chi Chu was appointed as the Chief Executive Officer and member of our Board of Directors, Michael Kuo was appointed to serve as the Chairman of our Board of Directors, Robert Young was appointed to serve as Chief Financial Officer, Jay Mahr was appointed to serve as Chief Operating Officer of the Corporation, and Ning-Ching Chin was appointed to serve as a member of the Board of Directors of the Corporation.

Lin-Chi Chu, President, CEO and Director

Jim Lin-Chi Chu has an Honorary Doctorate of Business Management from Armstrong University, an MBA from National Chengchi University, and his Bachelors of Business Administration from the Chinese Cultural University. He is the founder and President of the Mandarin Business Association in New York, the Chairman of the Minority Business Association, founder and Co-Chairman of the Asian American Small Business Alliance, and the President of the Product Safety Association International.

Mr. Chu has been the President of SuperMED Consultants International, Inc. since 2003 and Universal Power Energy, Inc. since 2009. SuperMED is an international strategy and consulting firm based in New York. In his capacity, Mr. Chu offer clients a broad range of fully integrated services in areas that include assurance and advisory, management, financial, technology and human capital consulting. SuperMED client service teams, work closely with clients to create powerful business solutions for organizations in the United States and around the world. UP-Energy is an international strategic firm that deals with clients in the fields of alternative energy – from hydro energy, biological energy, solar energy, wind energy, to geothermal energy. The main goal of UP-Energy is to assist in the development of these sources so that there is less reliance on crude oil and coal. Mr. Chu works tirelessly for this so that there will be less carbon emitted into our environment, leading to a healthier society.

Mr. Robert Young

Robert Young has over 20 years of financial and banking experience ranging from Investment Banking and Asset Management at Barclays Capital, Private Banking and International Banking at JP Morgan Chase, as well as Financial Services with Charles Schwab & Co., Inc.  In 2000, Robert is also a founder of Strategic Equity Capital LLC, a hedge fund managed over $100MM of client’s assets ever since.  Robert is also a board member for YMCA of Greater New York, International Red Cross and American Cancer Society.  In 2010 Robert Young has been elected as Asian and Pacific Islanders Honorary Committee for The Minority Business Development Agency, Northeast Region, U.S. Department of Commerce.

Mr. Michael Kuo

Michael Tze-Long Kuo was born in Taipei, Taiwan in 1951. He has been the President of the Michael Kuo Corporation, also known as the Michelle Kuo Corporation (USA), since he founded it in 1998. It is a general contracting company specializing in the construction of commercial retail spaces. The company is an approved contractor for Dunkin’ Donuts, Subway Restaurants, Checkers, Five Guys Burgers & Fries, Little Caesars, Taco Bell, Papa John’s Pizza, and Domino’s Pizza.

In 2007, Michael Kuo co-founded the Ever Thrive Energy Technology Co. Ltd in Taiwan. He still currently serves as the President of this company, which operates the business of handling waste rubber tires and lubricant oil.

Michael Kuo has been an Advisor to the International Leadership Foundation and President of the Chinese American Business Association since 2004. He briefly served as the President of the International 20K1 Flushing Center Lions Clubs in 1998. Since 2007, he has been a member of the Asian and Pacific Islanders Honorary Committee for the New York Regional MED Week in the Minority Business Development Agency, U.S. Department of Commerce.

Mr. Jay Mahr

Jay jointly founded and developed Sino-American Financial Investment Enterprises and Henderson Realty Corporation, and he has held the position of President at both companies since 2001. The companies specialize in joint venture investments and real estate developments respectively. His prior experiences include Director of Financial Planning at TargetSales, a major regional real estate developer in New Jersey; and Director of Marketing at MetLife in charge of marketing financial services to the Asian markets in the Northeastern Territory, which includes seven states from Maine to New York. Jay is also active in community services, and he has been a member of the U.S. Department of Commerce and Minority Business Development Agency’s MED Week’s Asian and Pacific Islander Honorary Committee since 2009. Jay obtained a BA in Economics from Columbia University and a MBA in Finance from New York University.

Mr. Ning-Ching Chin

Ning Ching Chin (Paul) was born in Mainland China and moved to Taiwan when he was two years old with his parents in 1949. He received his higher education at the Chung Cheng Institute of Technology in 1970, where he majored in Electrical Engineering. He served as an electronic officer for the Republic of China Air Force. He also served R.O.C. President Jiang Jie Shi and his son Jiang Jing Guo for eight and a half years. From 1981 to 1982, Ning-Ching Chin conducted research at the Chung Shan Research Institute. In 1983, he relocated to Pennsylvania to start his career as a mushroom farmer, which he did for three years. Later, he moved to New York and formed his own company, Accutech Electronic System. Ning-Ching Chin is a Buddhist and devoted his time to research Buddhism around the year 1991. Ever since then, he has been an avid vegetarian. He has always offered his help to those who in need. He often volunteers to help charitable organizations such as the Taiwan Buddhist Tzu-Chi Foundation and the I.B.P.S., both based in Flushing, New York. Currently, Ning-Ching Chin also serves on the Asian and Pacific Islanders Honorary Committee for NY Regional MED Week of the Minority Business Development Agency in the U.S. Department of Commerce.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors is a party in connection with their appointments at AJ Acquisition Corp. V, Inc.

Board of Directors and Committees

Our Bylaws generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require our officers and directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.

Based on our reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, we believe that, during the last fiscal year, all of our directors or executive officers satisfied their Section 16(a) filing requirements.

Code of Ethics

As of February 28, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to the Company's business and meet the needs of the Company and the board.

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to P.O. Box 520255, Flushing, New York 11352. All candidate referrals are reviewed by at least one current board member.

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended February 28, 2011 and 2010, to our officers and directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended 02/28	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Lin-Chi Chu	2011	$-	$-	$-
CEO, Director	2010	-	-	-

Michael Kuo	2011	-	-	-
Chairman	2010	-	-	-

Robert Young	2011	-	-	-
Chief Financial Officer	2010	-	-	-

Jay Mahr	2011	-	-	-
Chief Operating Officer	2010	-	-	-

Ning-Ching Chin	2011	-	-	-
Director	2010	-	-	-

Ruth Shepley	2011	-	-	-
Former Chairman, CEO, CFO	2010	-	-	-

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

None of our officers or directors have employment agreements with the Company.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

None of our current officers or directors has outstanding equity awards at February 28, 2011.

Retirement Benefits

We do not have any material terms or plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not, as of February 28, 2011, have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2010 and 2009.

DIRECTOR COMPENSATION TABLE
Name and Principal Position	Year Ended 2/28	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Deferred Comp. Earnings	Non-Qualified Deferred Comp. Earnings	All Other	Total

Lin-Chi Chu	2011	$-	$-	$-	$-	$-	$-	$-
Director	2010	-	-	-	-	-	-	-

Michael Kuo	2011	-	-	-	-	-	-	-
Chairman	2010	-	-	-	-	-	-	-

Ning-Ching Chin	2011	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	-

Ruth Shepley	2011	-	-	-	-	-	-	-
Former Chairman	2010	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as to the record ownership of our common stock by our (i) directors and executive officers, (ii) all of the officers and directors as a group and (iii) each person who owns more than 5% or more of our common stock.  The persons named in this table possess the sole voting and investment power with respect to the shares of common stock shown unless otherwise indicated. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. All ownership of securities is direct ownership unless otherwise indicated.

Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership	% of Class

Lin Chi-Chu	P.O. Box 520255	10,000	100.0%
	Flushing, New York 11352

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As is discussed in Note 5 to the financial statements, certain shareholders paid our Exchange Act filing costs which have amounted to $21,237 since our inception on February 24, 2010.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

We have however, adopted our own rules governing director independence.  That is, a director is deemed not independent if

•	The director owns more than 5% of the outstanding common stock of the Company.
•	The director is an officer of the Company

Our directors and their independence at December 31, 2010 is as follows:

Andrew V. Reid, Chairman – not independent
Paul Fourt, Jr. – Director –independent
Dan Olson – Director - independent

Name and Principal Position	Independence

Lin-Chi Chu	Not independent
Director

Michael Kuo	Independent
Chairman

Ning-Ching Chin	Independent
Director

Item 14. Principal Accountant Fees and Services

We paid MaloneBailey, LLP audit and review fees of $1,833 during the fiscal year ended February 28, 2011.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.   We have not paid any money for other fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of MaloneBailey, LLP.

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed April 6, 2010 on Form 10 (incorporated herein by reference).
3.2	Bylaws as filed April 6, 2010 on Form 10 (incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ever Thrive Energy Technology Co., Inc.

Date: May 31, 2011	/s/ Lin-Chi Chu
Lin-Chi Chu
Chief Executive Officer

Date: May 31, 2011	/s/ Robert Young
Robert Young
Chief Financial Officer

Date: May 31, 2011	/s/ Jay Mahr
Jay Mahr
Chief Operating Officer