Form 10-Q
period 2011-05-31
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2011-07-19
CIK 1487907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 15, 2011, 10,000 shares of common stock.

EVER THRIVE ENERGY TECHNOLOGY, INC.

(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2011		2010

ASSETS

TOTAL ASSETS		$-		$-

LIABILITIES
Accrued expenses		$-		$243

TOTAL LIABILITIES		-		243

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-		-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding		1		1
Additional paid-in capital		21,571		999
Deficit accumulated during the development phase		(21,572)		(1,243)
TOTAL SHAREHOLDERS' DEFICIT		-		(243)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$		$

EVERY THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Statements of Operations

		From Inception
	Quarter Ended	(2/24/10)
	5/31/2011	to 5/31/11

Revenues	$-	$-

OPERATING EXPENSES
General and administrative expenses	335	21,572

Net operating loss	-335	-21,572

NET LOSS	$-335	$-21,572

Net loss per share, basic and fully diluted	$(0.03)	$(2.16)
Weighted average number of shares outstanding	10,000	10,000

EVER THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception
	Quarter Ended	(Feb 24, 2010)
	5/31/2010	to 5/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335)	$(21,572)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation		1,000

Changes in operating assets and liabilities:
Accrued expenses	335	-

Net cash used in operating activities	-	(20,572)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
		-
Expenses paid by affiliates	-	20,572

Net cash provided by financing activities	-	20,572

NET INCREASE / (DECREASE) IN CASH		-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-
Cash paid for income taxes

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (February 24, 2010) to May 31, 2011

		Common Stock		Additional Paid In	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Deficit	Deficit

February 24, 2010 (inception)	2/24/2010	10,000	$1	$999	$-	$1,000

Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates				20,572		20,237

Net loss					(20,43)	(20,098)

Balances, May 31, 2011		10,000	$1	$21,571	$(21,57)	$-

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
 (A DEVELOPMENT STAGE COMPANY)
May 31, 2011

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

Ever Thrive Energy Technology Co., Inc., Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, as DE Acquisition 1, Inc. with an objective to acquire, or merge with, an operating business.  As of May 31, 2011, the Company had not yet commenced any operations.  In September, 2010, the Company changed its name from DE Acquisition 1, Inc. to Ever Thrive Energy Technology Co., Inc.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $20,237 at May 31, 2010, and had a net loss of $335 for the three months ended May 31, 2011 and no cash used in operations  for the three months ended May 31, 2011, respectively, with no revenues earned since inception. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3 – Stockholder’ Deficit

During the three months ended May 31, 2011, the stockholders of the Company contributed no money for payment of costs associated with the corporate governance and statutory compliance.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended May 31, 2011, we incurred a net loss of $335 and since inception we have incurred a net loss of $21,572. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At May 31, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company.  However, our stockholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $21,572 from inception, and used $20,572 of cash in operations for the period from February 24, 2010 (inception) to May 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended May 31, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Registrant)

Date: July 19, 2011	By:	/s/ Lin-Chi Chu
Name: Lin-Chi Chu
Title: Chief Executive Officer