Form 10-Q/A
period 2011-05-31
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2011-07-25
CIK 1487907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1
to
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

These financial statements have not been reviewed by our auditor

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

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Registrant)

Date: July 25, 2011	By:	/s/ Lin-Chi Chu
Name: Lin-Chi Chu
Title: Chief Executive Officer