Form 10-Q/A
period 2011-05-31
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2011-07-28
CIK 1487907

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

EVER THRIVE ENERGY TECHNOLOGY, INC.

(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	5/31/2011		2/28/2011

ASSETS

TOTAL ASSETS		$-		$-

LIABILITIES
Accrued expenses		$335

TOTAL LIABILITIES		335

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-		-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding		1		1
Additional paid-in capital		21,236		21,236
Deficit accumulated during the development phase		(21,572)		(21,237)
TOTAL SHAREHOLDERS' DEFICIT		(335)		-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$		$

EVERY THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended	ITD
	5/31/2011	5/31/2010	to 5/31/11

Revenues	$-		$-

OPERATING EXPENSES
Professional fees
Organization expenses
General and administrative expenses	335	104	21,572

Net operating loss	-335		-21,572

NET LOSS	$-335	$-104	$-21,572

Net loss per share, basic and fully diluted	$(0.03)	$(0.01)
Weighted average number of shares outstanding	10,000	10,000

EVER THRIVE ENERGY TECHNOLOGY, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			ITD
	Three Months End	Three Months End
	5/31/2011	5/31/2010	to 5/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335)	$(104)	$(21,572)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation			1,000

Changes in operating assets and liabilities:
Accrued expenses	335	104	-

Net cash used in operating activities	-		(20,572)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	-		20,572

Net cash provided by financing activities	-		20,572

NET INCREASE / (DECREASE) IN CASH			-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-		-
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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $21,572 at May 31, 2011, and had a net loss of $335 for the three months ended May 31, 2011 and no cash used in operations for the three months ended May 31, 2011, respectively, with no revenues earned since inception. These conditions raise substantial doubt about our ability to continue as a going concern.

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

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Registrant)

Date: July 27, 2011	By:	/s/ Lin-Chi Chu
Name: Lin-Chi Chu
Title: Chief Executive Officer