Form 10-Q/A
period 2011-05-31
EVER THRIVE ENERGY TECHNOLOGY CO., INC.
filed 2011-10-07
CIK 1487907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 3
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

Not Applicable
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

Explanation Note

This Amendment No. 3 to the Quarter Report on Form 10-Q/A (Amendment No. 3) is being filed to disclosure that our disclosure controls and procedures are not effective. This Amendment No. 3 is limited in scope to the revisions described above and does not amend, update, or change any other items or disclosures contained in the initial Form 10-Q or its amendments.

Part I Financial Information

Item 1. Financial Statements

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of May 31, 2011 as a result of continuing material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weaknesses described below, management concluded that our internal control over financial reporting was ineffective as of May 31, 2011.

During the assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, the specific material weaknesses identified by the Company’s management were described as follows:

•	insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
•	lack of competent financial management personnel with appropriate accounting knowledge and training;
•	insufficient controls over our period-end financial close and reporting processes; and
•	we filed our Form 10-Q for the period ended May 31, 2011 without review by the auditor.

In order to correct the foregoing deficiencies, we intend to hire qualified personnel to establish sufficient internal audit functions. However, due to limited resources available, we may not be unable to do so in a short period of time. Our management team is working on improving our internal control procedures and will try to recruit more qualified professionals in the near future.

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

EVER THRIVE ENERGY TECHNOLOGY CO., INC.
(Registrant)

Date: October 7, 2011	By:	/s/ Lin-Chi Chu
Name: Lin-Chi Chu
Title: Chief Executive Officer